Form 10-K
period 2023-12-31
Exeter Automobile Receivables Trust 2023-5
filed 2024-03-28
CIK 1996670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number of issuing entity: 333-268757-05
Commission file number of depositor: 333-268757

EXETER AUTOMOBILE RECEIVABLES TRUST 2023-5
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001996670

EFCAR, LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001654238

EXETER FINANCE LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541713

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	45-2673519 93-6365984 (I.R.S. Employer Identification No. of issuing entity)

c/o Exeter Finance LLC 2101 W. John Carpenter Freeway Irving, Texas (Address of principal executive offices of issuing entity)	75063 (Zip Code)
Registrant’s telephone number, including area code: (214) 572-8256

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐	Yes	☒	No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by Exeter Automobile Receivables Trust 2023-5 (the “Trust”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Trust or payments on the notes (the “Notes”) or the certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets owned by the Trust or payments on the Notes or the Certificates.

Item 1117 of Regulation AB.  Legal Proceedings.

As a consumer finance company, Exeter Finance LLC (“Exeter”) is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, improper collection practices, credit bureau reporting and discriminatory treatment of credit applicants.  Some litigation against Exeter could take the form of class action complaints by consumers.  As the assignee or purchaser of automobile loan contracts originated indirectly by dealers or originated directly by the direct lenders, in each case for sale or assignment to Exeter, Exeter also may be named as a co-defendant in lawsuits filed by consumers principally against such dealers or such direct lenders.  The damages and penalties claimed by consumers in these types of matters can be substantial.  The relief requested by plaintiffs varies but can include requests for compensatory, statutory and punitive damages.  Exeter is also party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Financial Protection Bureau, the United States Department of Justice, the U.S. Securities and Exchange Commission, the Federal Trade Commission and various state regulatory and enforcement agencies.  The penalties and remedies sought by government and self-regulatory agencies in these types of matters can be substantial.  Exeter believes that it has taken prudent steps to address and mitigate the litigation and regulatory risks associated with its business activities.  As of the date hereof, Exeter is not subject to litigation or reviews, investigations, examinations or proceedings by government or self-regulatory agencies that individually or in the aggregate would materially adversely affect the holders of the Notes.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Exeter and Citibank, N.A. (“Citibank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2023 (the “2023 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023, and for the 2023 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Exeter has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Exeter.

Neither the Report on Assessment nor the Attestation Report for Citibank has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Citibank.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Exeter has been identified by the registrant as a servicer during the 2023 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2023 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:

(1)	Not applicable.
(2)	Not applicable.
(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of EFCAR, LLC (“EFCAR”) (included in Exhibit 3.1 to Registration Statement on Form SF-3 (333-213381), as filed by the registrant with the Commission on August 30, 2016, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of EFCAR (included in Exhibit 3.2 to Registration Statement on Form SF-3 (333-213381), as filed by the registrant with the Commission on August 30, 2016, which is incorporated herein by reference).

4.2
Indenture, dated as of October 22, 2023, among the Trust, Exeter Holdings Trust 2023-5 and Citibank, N.A., as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

4.3
Amended & Restated Trust Agreement for the Trust, dated as of October 22, 2023, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

4.4
Amended & Restated Trust Agreement for Exeter Holdings Trust 2023-5, dated as of October 22, 2023, between the Trust and Wilmington Trust Company, as owner trustee (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

4.5
Sale and Servicing Agreement, dated as of October 22, 2023, among Exeter Holdings Trust 2023-5, EFCAR, Exeter, as servicer, the Trust, and Citibank, N.A., as Indenture Trustee and backup servicer (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.1
Purchase Agreement, dated as of October 22, 2023, between EFCAR, as purchaser, and Exeter, as seller (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.2
Contribution Agreement, dated as of October 22, 2023, between Exeter Holdings Trust 2023-5, as transferee, and the Trust, as transferor (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.3
Deposit Account Control Agreement, dated as of December 9, 2022, among Exeter, as servicer, the intercreditor agent, as secured party, and Wells Fargo Bank, as lockbox bank (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on December 9, 2022, which is incorporated herein by reference).

10.4
Asset Representations Review Agreement, dated as of October 22, 2023, among the Trust, as issuer, Exeter, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.5
Custodian Agreement, dated as of October 22, 2023, among Exeter, as custodian, Exeter, as servicer, and the Indenture Trustee (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.6
Intercreditor Agreement, dated as of December 9, 2022, among Exeter, Citibank, N.A., as the intercreditor agent, and each other party that becomes a party thereto from time to time pursuant to an Accession Agreement (included in Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on November 15, 2023, which is incorporated herein by reference).

10.7	Accession Agreement, dated as of November 15, 2023, between the Trust and Citibank, N.A., as indenture trustee.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 28, 2024.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Citibank, dated February 29, 2024.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 28, 2024.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, dated February 29, 2024.
35.1*	Servicer Compliance Statement, dated March 28, 2024, of Exeter Finance LLC.
_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date: March 28, 2024	By:	/s/ Ben Miller
Ben Miller
Chief Executive Officer
(Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.